Form 10QSB
period 2007-06-30
All-American Care Centers, Inc.
filed 2008-04-24
CIK 1231073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           June 30, 2007

            Commission file Number                   000-52683


                          ALL-AMERICAN CARE CENTERS, INC.

             (Exact Name of Registrant as Specified in its Charter)


                                     FLORIDA
                (State or Other Jurisdiction of Incorporation)



                000-52683                              37-1461363
        (Commission File Number)         (I.R.S. Employer Identification Number)



 Regency Towers, 1415 West 22nd Street,
 Tower Floor, Oak Brook, IL                                 60523
 (Address of principal executive offices)                 (Zip Code)


                   Issuer's telephone number:   (630)-684-2250


                       Kohler Capital II, Corporation
                            1415 W. 22nd Street
                                Tower Floor
                           Oak Brook, Il 60523

      (Former name or former address, if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, No Par Value - 2,000,000 shares as of June 30, 2007.


ITEM 1.  FINANCIAL STATEMENTS



                           ALL-AMERICAN CARE CENTERS, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS

                     THREE MONTHS ENDED JUNE 30, 2007 AND 2006










                                  ALL-AMERICAN CARE CENTERS, INC.
                             (Formerly Kohler Capital II Corporation)
                                  (A Development Stage Company)
                                           BALANCE SHEET
                                           JUNE 30, 2007
                                            (Unaudited)


ASSETS

  CURRENT ASSETS
  Cash                                               $      -





  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILTIES

  Total current liabilities                          $      -



STOCKHOLDERS' (DEFICIT)

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued and outstanding,                              -

  Common stock, no par value,
  50,000,000 shares authorized,
  2,000,000 shares issued and
  outstanding                                           2,000

  Additional paid in capital                            6,250

  (Deficit) accumulated during
  the development stage                                (8,250)
                                                            -

                                                      $     -


See the accompanying notes to
the financial statements.



                                         ALL-AMERICAN CARE CENTERS, INC.
                                    (Formerly Kohler Capital II Corporation)
                                          (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                               THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2007,
                                   AND THE PERIOD FROM INCEPTION (MAY 7, 2001)
                                               TO JUNE 30, 2007
                                                  (Unaudited)




                                      Three Months     Three Months     Six Months       Six Months
                                      Ended            Ended            Ended            Ended             Inception to
                                      June 30,         June 30,         June 30,         June 30,          June 30,
                                      2006             2007             2006             2007              2007


REVENUE
  Net sales                            $    -           $    -            $    -           $    -             $    -

OPERATING COSTS
AND EXPENSES
  General and administrative              250              250               500              500               8,250

Net (LOSS)                               (250)            (250)             (500)            (500)             (8,250)

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding                    2,000,000         2,000,000         2,000,000        2,000,000


(Loss) per share                      $ (0.00)          $ (0.00)          $ (0.00)          $ (0.00)

See the accompanying notes
to the financial statements.







                                             ALL-AMERICAN CARE CENTERS, INC.
                                         (Formerly Kohler Capital I Corporation)
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                         SIX MONTHS ENDED JUNE 30, 2006 AND 2007
                              AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO JUNE 30, 2007
                                                        (Unaudited)


                                         Six Months             Six Months
                                         Ended                  Ended               Inception to
                                         June 30,               June 30,            June 30,
                                         2006                   2007                2007

Cash flow from operations:
  Net cash provided by
  operating activities                    $   -                   $   -                 $    -

Cash flows from investing
activities:
  Net cash provided by
  investing activities                        -                       -                      -

Cash flows from financing
activities:
  Net cash provided by
  financing activities                        -                       -                      -

Increase in cash                              -                       -                      -

Cash- beginning of period                     -                       -                      -

Cash- end of period                        $  -                    $  -                 $    -

Supplemental Cash Flow
Disclosures:
Cash paid for:
 Interest                                  $  -                    $  -                 $    -
 Income taxes                              $  -                    $  -                 $    -

See the accompanying notes
to the financial statements.


            All American Care Center, Inc.
       (formerly Kohler Capital II, Corporation)
            (A Development Stage Company)
            Notes to Financial Statements
                    June 30, 2007
                     (Unaudited)


(1)	Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006, including notes thereto.

(2)	Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti-dilutive.

(3)	Stockholders' (Deficit)

At inception, the Company issued 1,600,000 shares of its common stock for services provided to the Company, to certain officers. These shares have been valued at $1,600 ($.001 per share), which approximates the fair value of the services provided. Accordingly, the Company has recorded a charge to operations of $1,600.

During the period from inception to June 30, 2007, the six months ended June 30, 2006 and 2007, affiliates contributed services valued at $6,250, $500 and $500 respectively to the capital of the Company.

During June 2003 the Company issued 400,000 shares of common stock to affiliates for services valued at $400, which approximates the fair market value of the common shares issued.

(4)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to June 30, 2007, the Company incurred a net loss of $8,250. In addition, the Company has no significant revenue generating operations.

The Company's ability to continue as a going concern is contingent upon its ability to attain profitable operations and secure financing. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets and the competitive environment in which the Company operates.

The Company is pursuing equity financing for its operations. Failure to secure such financing or to raise additional capital or borrow additional funds may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States
Dollars (US$) and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

As used in this quarterly report, the terms "we", "us", "our company", "the Company" and "All-American" mean All-
American Care Centers, Inc., unless otherwise indicated. All dollar amounts refer to US dollars unless otherwise indicated.

THE FOLLOWING DISCUSSION AND ANALYSIS PROVIDES INFORMATION WHICH OUR MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF OUR COMPANY'S RESULTS OF OPERATIONS AND FINANCIAL CONDITION. THIS DISCUSSION SHOULD BE READ TOGETHER WITH OUR FINANCIAL STATEMENTS AND THE NOTES TO FINANCIAL STATEMENTS WHICH ARE INCLUDED IN THIS REPORT.

GENERAL

The Company's business plan strategy continues to focus its intentions on implementing a plan to provide a dynamic Internet based application that is dedicated to providing automated solutions to route digital assets for review, comment and approval. The Company may also enter into exclusive licensing agreements with entities for joint product development and marketing based upon its ability to successfully develop and implement certain proprietary technologies for which the Company may be currently developing intellectual property patents.




CASH REQUIREMENTS

Over the next 24 months the Company will require financing in the amount of ____________

As of September 30, 2006, the Company had working capital in the amount of $31,232. the Company intends to raise additional cash in the amount of $343,000 by January 31, 2007. The Company intends to raise the capital required to meet the Company's immediate short-term needs, as well as the additional capital required to meet the balance of our estimated funding requirements for the next twenty-four months, primarily through private placement and/or through public offering of its securities. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

PRODUCT RESEARCH AND DEVELOPMENT

The Company has hired an established Application
Programmer/Designer to develop the software needed to implement the strategies as stated in our Executive Summary and to complete the product development of its proprietary products.


LEASE AGREEMENTS & INVESTMENTS

The Company is currently leasing virtual office space in Oak Brook, Illinois with HQ, a company that provides meeting rooms and network access that fits the schedule of the Company. The Company's lease is month-to-month period, which started in July 2006, which will result in an expense of approximately $1,500 - $1,800 over a one-year period.

The Company intends to invest approximately $12,000 in the second quarter of 2007 in different operating facilities. The Company is looking at relocating to a larger office space in the northwestern suburbs of Chicago. In addition to minimum re-location expenses, the Company intends to purchase computers, software and servers to support its Operations Center and development group, an estimated expense of $50,000.



EMPLOYEES

Currently there are two full-time employees of the Company. The Company expects to recruit an, as yet, unspecified number of part-time and full-time employees over the next 12-month period and also intends to enter into employment or consulting agreements with certain potential key individuals.

GOING CONCERN



The continuation of the Company's business is dependent upon its raising additional capital. The Company intends to raise the additional capital required to assure the Company's continued operations primarily through private placement and through public offering of its securities. The Company's issuance of these additional equity securities could result in a significant dilution in the equity interests of its current stockholders. The Company may also raise additional capital by obtaining bank financing or commercial loans, if available; however, such loans will increase the Company's liabilities and future cash commitments.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurances can be made that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not increase its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company does not expect that the adoption of recently issued accounting pronouncements will have a significant impact on our results of operations, financial position or cash flows.

ACCOUNTING POLICIES

The Securities and Exchange Commission ("SEC") defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. These estimates and assumptions relate to recording net revenue, collectibility of accounts receivable, and the realizability of other intangible assets, accruals, income taxes, inventory realization and other factors. Management has exercised reasonable judgment in deriving these estimates; however, actual results could differ from these estimates. Consequently, change in conditions could affect our estimates.


                          PART II  OTHER INFORMATION

ITEM 1.  Legal Proceedings

          Neither the Registrant nor any of its affiliates are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


ITEM 2.  Changes in Securities




ITEM 3.  Controls and Procedures.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Acts reports is recorded, processed and summarized and is reported within the time periods specified in
the  SEC's  rules  and  forms,  and  that  such  information   is
accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure control procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the date of this report, the Company's
management, including the President (principal executive officer) and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, the Company's President (principal executive officer) and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

ITEM 4.  Defaults Upon Senior Securities

          None


ITEM 5.  Submission of Matters to a Vote of Security Holders

          None

ITEM 6.  Other Information

          None

ITEM 7.  Exhibits and Reports on Form 8 K

         a.  Exhibits

         b.  Reports on Form 8 K

             None

INDEX TO EXHIBITS



EXHIBIT      NO      DESCRIPTION




#            3.1     Articles of Incorporation of the Registrant, as amended;

#            3.2     Bylaws of the Registrant;

#            4.1     Instruments Defining Rights of Security Holders/Minutes
                     of Annual/Special Meetings of the Registrant;

#           10.1     Issuance of Restricted Shares from Authorized Shares;

#           23.1     Consent of Gerard Werner, Esq.;

x           31.1     Certification pursuant to Sarbanes-Oxley Act;

x           32.1     Certification pursuant to Sarbanes-Oxley Act;

#           99.1     Safe Harbor Compliance Statement

_______________________
x     Filed herewith.

# Incorporated by reference from the Registrant's Registration Statement filed on Form 10-SB on or about June 17, 2007.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                           All-American Care Centers, Inc.

                                           /s/ Jerry Rhoads

DATE: April 24, 2008                    By: Jerry Rhoads
                                        Title: President





                                EXHIBIT 31.1

                                  CERTIFICATION

I, Jerry Rhoads, certify that:

1. I have reviewed this quarterly report on Form 10QSB of All-American Care Centers, Inc.,;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information;

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date:  April 24, 2008               /s/ Jerry Rhoads
                                    ------------------------------
                                    Jerry Rhoads, President





                                    Exhibit 32.1

                           ALL-AMERICAN CARE CENTERS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of All-American Care Centers, Inc., (the "Company") on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Jerry Rhoads, Chief Executive Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

         (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934;
                  and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Jerry Rhoads
- - - ------------------------
Jerry Rhoads
Chief Executive Officer
April 24, 2008