Form 10QSB
period 2007-09-30
All-American Care Centers, Inc.
filed 2008-04-24
CIK 1231073

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10 QSB

            Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


            For the quarterly period ended           September 30, 2007

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

Common Stock, No Par Value - 20,000,000 shares as of September 30, 2007.


ITEM 1.  FINANCIAL STATEMENTS



                           ALL-AMERICAN CARE CENTERS, INC.
                           (A Development Stage Company)

                                FINANCIAL STATEMENTS

                   THREE MONTHS ENDED September 30, 2007 AND 2006










                                  ALL-AMERICAN CARE CENTERS, INC.
                             (Formerly Kohler Capital II Corporation)
                                  (A Development Stage Company)
                                           BALANCE SHEET
                                        September 30, 2007
                                            (Unaudited)


ASSETS

  CURRENT ASSETS
  Cash                                               $      0





  LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILTIES


  Total current liabilities                          $  7,000



STOCKHOLDERS' (DEFICIT)

  Preferred stock, no par value,
  10,000,000 shares authorized,
  none issued and outstanding,                              -

  Common stock, no par value,
  100,000,000 shares authorized,
  20,000,000 shares issued and
  outstanding                                          20,000

  Additional paid in capital                           13,167

  (Deficit) accumulated during
  the development stage                               (15,500)
  Deferred compensation                               (24,667)
                                                       (7,000)

                                                      $     -
                                                      _______


See the accompanying notes to
the financial statements.



                                         ALL-AMERICAN CARE CENTERS, INC.
                                    (Formerly Kohler Capital II Corporation)
                                          (A Development Stage Company)
                                             STATEMENTS OF OPERATIONS
                             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007,
                                   AND THE PERIOD FROM INCEPTION (MAY 7, 2001)
                                             TO SEPTEMBER 30, 2007
                                                  (Unaudited)




                                      Three Months     Three Months     Nine Months      Nine Months
                                      Ended            Ended            Ended            Ended             Inception to
                                      September 30,    September 30,    September 30,    September 30,     September 30,
                                      2006             2007             2006             2007              2007


REVENUE
  Net sales                            $    -           $    -            $    -           $    -             $      -

OPERATING COSTS
AND EXPENSES
  General and administrative              250              250               750             7,750              15,500

Net (Loss)                             $ (250)          $ (250)           $ (750)          $(7,750)           $(15,500)

PER SHARE INFORMATION
(basic and fully diluted)

Weighted average common
shares outstanding                    1,500,000         7,666,667         1,500,000        3,555,556


(Loss) per share                      $ (0.00)          $ (0.00)          $ (0.00)          $ (0.00)

See the accompanying notes
to the financial statements.







                                             ALL-AMERICAN CARE CENTERS, INC.
                                         (Formerly Kohler Capital I Corporation)
                                              (A Development Stage Company)
                                                 STATEMENTS OF CASH FLOWS
                                         NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2007
                              AND THE PERIOD FROM INCEPTION (MAY 7, 2001) TO JUNE 30, 2007
                                                        (Unaudited)


                                         Nine Months            Nine Months
                                         Ended                  Ended               Inception to
                                         Septemnber 30,         September 30,       September 30,
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


            All-American Care Centers, Inc.
       (formerly Kohler Capital II, Corporation)
            (A Development Stage Company)
            Notes to Financial Statements
                  September 30, 2007
                     (Unaudited)


(1)	Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2006, including notes thereto in Form 10SB.

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

At inception, the Company issued 1,600,000 shares of its common stock for services provided to the Company, to certain officers. These shares have been valued at $1,600 ($.001 per share), which approximates the fair value of the services provided. Accordingly, the Company has recorded a charge to operations of $1,600 during the period.

During the period from inception to September 30, 2007, the nine months ended September 30, 2006 and 2007, affiliates contributed services valued at $6,500, $750 and $750 respectively to the capital of the Company.

During June 2003 the Company issued 400,000 shares of common stock to affiliates for services valued at $400, which approximates the fair market value of the common shares issued.

(4)	Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced a significant loss from operations as a result of its investment necessary to achieve its operating plan, which is long-range in nature. For the period from inception to September 30, 2007, the Company incurred a net loss of $15,500. In addition, the Company has no significant revenue generating operations.

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

GENERAL

The Company's business plan strategy continues to focus its efforts on implementing a plan to provide long term care utilizing automated care plans and billing support for the Medicare and Medicaid programs. The Company may also enter into exclusive licensing and/or lease agreements with entities for joint product development and marketing based upon its ability to successfully develop and implement certain proprietary technologies for which the Company may be currently developing intellectual property patents.


CASH REQUIREMENTS

Over the next 24 months the Company will require financing in the amount of approximately $2 million dollars.

As of September 30, 2007, the Company had no working capital. The Company intends to raise cash in the amount of $2 million dollars by January 31, 2010. The Company intends to raise the capital required to meet the Company's immediate short-term needs, as well as the additional capital required to meet the balance of our estimated funding requirements for the next twenty-four months, primarily through private placement and/or through a public offering of its securities. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, it will be unable to conduct its operations as planned, and it will not be able to meet its other obligations as they become due. In such event, the Company will be forced to scale down or perhaps even cease its operations.

The issuance of additional equity securities by the Company could result in a significant dilution in the equity interests of its current stockholders.

PRODUCT RESEARCH AND DEVELOPMENT

The Company intends to acquire a sister company, Caregiver Management Systems, Inc. that has the exclusive license for the software system needed by long term care facilities to document and bill for medical services to Medicare and Medicaid. The Company also intends to acquire the rights to that software by acquiring Rhoads Health Care Group who developed and owns the proprietary rights to the software. Caregiver Management Systems, Inc. would continue to operate as a consulting business, as a wholly owned subsidiary of All-American Care utilizing the Rhoads Health Care software. The software is needed to implement the strategies as stated in our Executive Summary and to acquire and operate long term care facilities.

LEASE AGREEMENTS & INVESTMENTS

The Company is currently leasing virtual office space in Schaumburg, Illinois with Caregiver Management Systems, Inc. that provides meeting rooms and network access that fits the schedule of the Company.




EMPLOYEES

The Company's President and CEO currently devotes approximately
20 hours per month to the affairs of the Company. The Company has no other employees at this time.

GOING CONCERN

The continuation of the Company's business is dependent upon its raising additional capital. The Company intends to raise the additional capital required to assure the Company's continued operations primarily through private placement and/or through public offering of its securities. The Company's issuance of these additional equity securities could result in a significant dilution in the equity interests of its current stockholders. The Company may also raise additional capital by obtaining bank financing or commercial loans, if available; however, such loans will increase the Company's liabilities and future cash commitments.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations or (2) obtain additional financing through either private placements, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurances can be made that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not acquire a skilled nursing facility as planned or increase its consulting operations.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.






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

          None.




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


Date:  April 24, 2008               /s/ Jerry Rhoads
                                    ------------------------------
                                    Jerry Rhoads, President





                                    Exhibit 32.1

                           ALL-AMERICAN CARE CENTERS, INC.


                            CERTIFICATION PURSUANT TO
                       18 U.S.C. SECTION 1350, AS ADOPTED
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of All-American Care Centers, Inc., (the "Company") on Form 10-QSB for the period ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), I, Jerry Rhoads, Chief Executive Officer of the
Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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